Form 10-K
period 2006-12-31
GMACM Home Equity Loan Trust 2006-HE5
filed 2007-03-29
CIK 1380675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2006
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For Transition period ______________________________


             Commission File Number of issuing entity: 333-131211-15
          GMACM HOME EQUITY LOAN TRUST 2006-HE5 (Exact name of issuing entity as specified in its charter)

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
              (Exact name of depositor as specified in its charter)

                               GMAC MORTGAGE, LLC
               (Exact name of sponsor as specified in its charter)

                                    Delaware
                        --------------------- ---------
        (State or other jurisdiction of incorporation or organization of the issuing entity)

                             c/o GMAC Mortgage, LLC
                                 100 Witmer Road
                           Horsham, Pennsylvania 19044

           (Address of principal executive offices of issuing entity)

                                  215-682-1000

                     (Telephone number, including area code)

                                      None
                               ----------- -----
                      (I.R.S. Employer Identification No.)

                                       N/A
           (Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None Securities Registered pursuant to Section 12(g) of the Act: None Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No  |X|
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |X|  No  |_|
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes         |_| No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K. |X| [Item 405 of Regulation S-K is not applicable.] Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X| Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X| Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

                                     PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1: Business.
Item 1A: Risk Factors.
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.


ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL
ASSETS (FINANCIAL INFORMATION).

None.

ITEM 1114(B)(2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER
SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL
INFORMATION).

See Exhibit 99.1.

ITEM 1115(B) OF REGULATION AB: CERTAIN DERIVATIVES INSTRUMENTS
(FINANCIAL INFORMATION).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS.

There are no material pending legal or other proceedings involving the mortgage loans or GMAC Mortgage, LLC, as sponsor, servicer or originator, Residential Asset Mortgage Products, Inc., as depositor, GMACM Home Equity Loan Trust 2006-HE5, as the issuing entity, or other parties described in Item 1117 of Regulation AB, that, individually or in the aggregate, would have a material adverse impact on investors in the notes.

GMAC Mortgage, LLC is currently a party to various legal proceedings arising from time to time in the ordinary course of its business, some of which purport to be class actions. Based on information currently available, it is the opinion of GMAC Mortgage, LLC that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on its ability to perform its obligations in relation to the mortgage loans. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on GMAC Mortgage, LLC. Any such unfavorable outcome could adversely affect the ability of GMAC Mortgage, LLC to perform its servicing duties with respect to the mortgage loans and potentially lead to the replacement of GMAC Mortgage, LLC with a successor servicer.


                                     PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5: Market for Registrant's Common Equity, Related
        Stockholder Matters and Issuer Purchases of Equity
        Securities.
Item 6: Selected Financial Data.
Item 7: Management's Discussion and Analysis of Financial
        Condition and Results of Operations.
Item 7A:   Quantitative and Qualitative Disclosures about Market
        Risk.
Item 8: Financial Statements and Supplementary Data.
Item 9: Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.
Item 9A:   Controls and Procedures.

ITEM 9B: OTHER INFORMATION.

None.

                                    PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10: Directors and Executive Officers of the Registrant.
Item 11: Executive Compensation.
Item 12: Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.
Item 13:   Certain Relationships and Related Transactions.
Item 14:   Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB:  AFFILIATIONS AND CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING
CRITERIA.

Each of GMAC Mortgage, LLC, The Bank of New York Trust Company, N.A. and GMAC Bank (each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2006 and for the period covered by this Form 10-K, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors' activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

Exceptions:

GMAC Mortgage, LLC: The Report on Assessment prepared by GMAC Mortgage, LLC and the related Attestation Report have identified material noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(3)(i)(B) (which contemplates that reports to investors provide information calculated in accordance with the terms specified in the transaction agreements), information required by the transaction agreements was excluded from, or incorrectly reported in, certain of the investor reports. The registrant does not believe these reporting errors had any material impacts or effects on investors and corrective action was completed to address ongoing compliance.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the "SEC") require that each Servicing Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC's regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT.

GMAC Mortgage, LLC (as "Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity. The Servicer has provided a statement of compliance with its obligations under the servicing agreement applicable to it (a "Compliance Statement") for the period covered by this Form 10-K, signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K. The Compliance Statement has not identified any instance where the Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.


                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

      (a)(1) Not Applicable.

      (a)(2) Not Applicable.

      (a)(3) Not Applicable.

      (b) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION
---------  ---------------------------------------------------------
3.1        Certificate of Incorporation of Residential Asset
           Mortgage Products, Inc. (incorporated by reference to
           the Annual Report on Form 10-K for the period ended
           December 31, 2006, filed by RAMP Series 2006-EFC1 Trust
           with the Securities and Exchange Commission).
3.2        Bylaws of Residential Asset Mortgage Products, Inc.
           (incorporated by reference to the Annual Report on Form
           10-K for the period ended December 31, 2006, filed by
           RAMP Series 2006-EFC1 Trust with the Securities and
           Exchange Commission).
4.1        Servicing Agreement, dated as of November 29, 2006,
           among GMAC Mortgage, LLC, as servicer, the GMACM Home
           Equity Loan Trust 2006-HE5, as the issuing entity, and
           The Bank of New York Trust Company, N.A., as indenture
           trustee (incorporated by reference to the Report on
           Form 8-K filed by the Issuing Entity with the
           Securities and Exchange Commission on December 14,
           2006).
4.2        Trust Agreement, dated as of November 29, 2006, between
           Residential Asset Mortgage Products, Inc., as
           depositor, and Wilmington Trust Company, as owner
           trustee (incorporated by reference to the Report on
           Form 8-K filed by the Issuing Entity with the
           Securities and Exchange Commission on December 14,
           2006).
4.3        Indenture, dated as of November 29, 2006, between the
           GMACM Home Equity Loan Trust 2006-HE5, as the issuing
           entity, and The Bank of New York Trust Company, N.A.,
           as indenture trustee (incorporated by reference to the
           Report on Form 8-K filed by the Issuing Entity with the
           Securities and Exchange Commission on December 14,
           2006).
10.1 Mortgage Loan Purchase Agreement, dated as of November 29, 2006, among GMAC Mortgage, LLC, as seller and servicer, Walnut Grove Mortgage Loan Trust 2003-A, as seller, Residential Asset Mortgage Products, Inc., as purchaser, GMACM Home Equity Loan Trust 2006-HE5, as the issuing entity, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on December 21, 2006).
10.2 The Financial Guaranty Insurance Policy, dated as of November 29, 2006, Policy No. 06030127, issued by Financial Guaranty Insurance Corporation (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 14, 2006).
10.3 Confirmation, dated as of November 29, 2006, between The Bank of New York Trust Company, N.A., not in its individual capacity but solely as indenture trustee, for the benefit of the GMACM Home Equity Loan Trust 2006-HE5, and Bear Stearns Financial Products Inc (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 14, 2006).
31.1       Certification    of   GMAC    Mortgage,    LLC   pursuant   to   Rule
           13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.2 Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A. as of December 31, 2006 and for the period covered by this Form 10-K.
33.3 Report on Assessment of Compliance with Servicing Criteria of GMAC Bank as of December 31, 2006 and for the period covered by this Form 10-K.
34.1 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.2 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.
34.3 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Bank.
35.1       Servicer Compliance Statement of GMAC Mortgage, LLC.
99.1       Financial Statements of Financial Guaranty Insurance
           Company for the Period Ended December 31, 2006.
99.2 Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 14, 2006).
99.3 Subsequent Transfer Agreement (Pre-Funding), dated as of December 26, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE5, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29, 2006).
99.4 Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29, 2006).

      (c) Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2007
                               GMACM HOME EQUITY LOAN TRUST
                               2006-HE5

                                  By:  GMAC Mortgage, LLC,
                                        as Servicer

                                        By:  /s/ Anthony N.Renzi
                                           Name: Anthony N. Renzi
                                           Title:  Executive Vice President

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
---------  ---------------------------------------------------------
3.1        Certificate of Incorporation of Residential Asset
           Mortgage Products, Inc. (incorporated by reference to
           the Annual Report on Form 10-K for the period ended
           December 31, 2006, filed by RAMP Series 2006-EFC1 Trust
           with the Securities and Exchange Commission).
3.2        Bylaws of Residential Asset Mortgage Products, Inc.
           (incorporated by reference to the Annual Report on Form
           10-K for the period ended December 31, 2006, filed by
           RAMP Series 2006-EFC1 Trust with the Securities and
           Exchange Commission).
4.1        Servicing Agreement, dated as of November 29, 2006,
           among GMAC Mortgage, LLC, as servicer, the GMACM Home
           Equity Loan Trust 2006-HE5, as the issuing entity, and
           The Bank of New York Trust Company, N.A., as indenture
           trustee (incorporated by reference to the Report on
           Form 8-K filed by the Issuing Entity with the
           Securities and Exchange Commission on December 14,
           2006).
4.2        Trust Agreement, dated as of November 29, 2006, between
           Residential Asset Mortgage Products, Inc., as
           depositor, and Wilmington Trust Company, as owner
           trustee (incorporated by reference to the Report on
           Form 8-K filed by the Issuing Entity with the
           Securities and Exchange Commission on December 14,
           2006).
4.3        Indenture, dated as of November 29, 2006, between the
           GMACM Home Equity Loan Trust 2006-HE5, as the issuing
           entity, and The Bank of New York Trust Company, N.A.,
           as indenture trustee (incorporated by reference to the
           Report on Form 8-K filed by the Issuing Entity with the
           Securities and Exchange Commission on December 14,
           2006).
10.1 Mortgage Loan Purchase Agreement, dated as of November 29, 2006, among GMAC Mortgage, LLC, as seller and servicer, Walnut Grove Mortgage Loan Trust 2003-A, as seller, Residential Asset Mortgage Products, Inc., as purchaser, GMACM Home Equity Loan Trust 2006-HE5, as the issuing entity, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on December 21, 2006).
10.2 The Financial Guaranty Insurance Policy, dated as of November 29, 2006, Policy No. 06030127, issued by Financial Guaranty Insurance Corporation (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 14, 2006).
10.3 Confirmation, dated as of November 29, 2006, between The Bank of New York Trust Company, N.A., not in its individual capacity but solely as indenture trustee, for the benefit of the GMACM Home Equity Loan Trust 2006-HE5, and Bear Stearns Financial Products Inc (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 14, 2006).
31.1       Certification    of   GMAC    Mortgage,    LLC   pursuant   to   Rule
           13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.2 Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A. as of December 31, 2006 and for the period covered by this Form 10-K.
33.3 Report on Assessment of Compliance with Servicing Criteria of GMAC Bank as of December 31, 2006 and for the period covered by this Form 10-K.
34.1 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.2 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.
34.3 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Bank.
35.1       Servicer Compliance Statement of GMAC Mortgage, LLC.
99.1       Financial Statements of Financial Guaranty Insurance
           Company for the Period Ended December 31, 2006.
99.2 Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 14, 2006).
99.3 Subsequent Transfer Agreement (Pre-Funding), dated as of December 26, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE5, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29, 2006).
99.4 Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29, 2006).